Form 10QSB
period 2004-12-31
GOLDEN MEDIA, INC.
filed 2005-06-15
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

GOLDEN MEDIA, INC.

(Name of small business in its charter)

Delaware	0-51041	98-0436982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

c/o First Asia Finance Group Limited Room 3505-06, 35th Floor Edinburgh Tower, The Landmark 15 Queen’s Road Central, Hong Kong
(Address of principal executive offices)

Issuer’s telephone number: 852-2736-2111

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes… No X

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes...  No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At December 31, 2004 there were 7,000,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No ..X..

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2004

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

PAGE
BALANCE SHEET (UNAUDITED)	4
STATEMENTS OF OPERATIONS (UNAUDITED)	5
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	6
STATEMENTS OF CASH FLOWS (UNAUDITED)	7
NOTES TO UNAUDITED FINANCIAL STATEMENTS	8 - 9

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

December 31,
ASSETS	2004
Current assets
Cash	$ 3,173
Total current assets	3,173

Total assets	$ 3,173

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$ 750
Total current liabilities	750

Stockholders' equity
Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000
Deficit accumulated during the development stage	(4,577)
Total stockholders' equity	2,423

Total liabilities and stockholders' equity	$ 3,173

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Period from September 14, 2004 (inception) to
	December 31, 2004	December 31, 2004

Revenues
Sales revenues	$ -	$ -
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Formation expenses	-	1,262
General and administrative expenses	2,033	3,315
Total operating expenses	2,033	4,577

Loss from operations	(2,033)	(4,577)

Provision for income taxes	-	-

Net loss	$ (2,033)	$ (4,577)

Basic and diluted net loss per share	$ (0.00)

Weighted average number of shares outstanding	7,000,000

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM SEPTEMBER 14, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2004

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 14, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	7,000,000	$ 7,000	$ -		$ 7,000
Net loss for the period	-	$ -	$ -	$ 2,544)	$ (2,544)
Balance September 30, 2004	7,000,000	$ 7,000	$ -

Net loss for the quarter	-	$ -	$ -	$ (2,033)	$ (2,033)
Balance December 31, 2004	7,000,000	$ 7,000	$ -	$ (4,577)	$ 2,423

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended	Period from September 14, 2004 (inception) to
	December 31, 2004	December 31, 2004
Cash flows from operating activities:
Net loss	$(2,033)	$(4,577)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating liabilities and assets:
Accrued expenses	(532)	750
Net cash used in operations	(2,565)	(3,827)

Cash flows from financing activities:
Issuance of common stock	-	7,000
Net cash provided by financing activities	-	7,000

Increase (decrease) in cash and cash equivalents	(2,565)	3,173

Cash and cash equivalents, beginning of period	5,738	-
Cash and cash equivalents, end of period	$3,173	$3,173

Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-SB. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

DESCRIPTION OF BUSINESS

Golden Media, Inc. (a development stage company) (the Company) was formed on September 14, 2004 in the State of Delaware. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities. The Company is headquartered in Hong Kong.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At December 31, 2004 there were no potentially dilutive securities outstanding.

FISCAL YEAR

The Company has adopted September 30 as its fiscal year end.

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.

The Company had net operating loss carryforwards at December 31, 2004 for Hong Kong profits tax purposes. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company uses Hong Kong dollars (“HK$”) as the functional currency.  Transactions denominated in currencies other than HK$ are translated into HK$ at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HK$ at rates of exchange at the balance sheet dates.  Exchange gains or losses arising from changes in exchange rates subsequent to the transaction dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, HK$ has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end.  Income statement accounts are translated at the average rate of exchange prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income (expenses).

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage.  For the period ended December 31, 2004, the Company’s balance sheet reflects current and total assets of $3,173, and total current liabilities of $750.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

During the period from September 14, 2004 (inception) through December 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $2,033 for the three-month period ended December 31, 2004, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending September 30, 2005, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2005 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

 The following exhibits are filed herewith:

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 23, 2004).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 23, 2004).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MEDIA, INC.

By: /s/ Li Sze Tang, President and Director

Date:  June 15, 2005

By: /s/ Wong Lap Woon, Secretary and Director

Date:  June 15, 2005