Form 10QSB
period 2005-03-31
GOLDEN MEDIA, INC.
filed 2005-06-15
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes...  No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At March 31, 2005 there were 7,000,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No ..X..

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERODS ENDED

MARCH 31, 2005

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

PAGE
BALANCE SHEET (UNAUDITED)	4
STATEMENTS OF OPERATIONS (UNAUDITED)	5
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	6
STATEMENTS OF CASH FLOWS (UNAUDITED)	7
NOTES TO UNAUDITED FINANCIAL STATEMENTS	8 - 9

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2005
Current assets
Cash	$ 3,173
Total current assets	3,173

Total assets	$ 3,173

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$ 1,500
Total current liabilities	1,500

Stockholders' equity
Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000
Deficit accumulated during the development stage	(5,327)
Total stockholders' equity	1,673

Total liabilities and stockholders' equity	$ 3,173

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months	Six months	Period from
	ended	ended	September 14, 2004
	March 31,	March 31,	(inception) to
	2005	2005	March 31, 2005

Revenues
Sales revenues	$ -	$ -	$ -
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
Formation expenses	-	-	1,262
General and administrative expenses	750	2,783	4,065
Total operating expenses	750	2,783	5,327

Loss from operations	(750)	(2,783)	(5,327)

Provision for income taxes	-	-	-

Net loss	$ (750)	$ (2,783)	$ (5,327)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM SEPTEMBER 14, 2004 (DATE OF INCEPTION) TO MARCH 31, 2005

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 14, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	7,000,000	$ 7,000	$ -		$ 7,000
Net loss for the period	-	$ -	$ -	$ (2,544)	$ (2,544)
Balance September 30, 2004	7,000,000	$ 7,000	$ -	$ (2,544)	$ 4,456

Net loss for the period	-	$ -	$ -	$ (2,783)	$ (2,783)
Balance March 31, 2005	7,000,000	$ 7,000	$ -	$ (5,327)	$ 1,673

See accompanying notes to unaudited financial statements

GOLDEN MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months	Six months	Period from
	ended	ended	September 14, 2004
	March 31,	March 31,	(inception) to
	2005	2005	March 31, 2005
Cash flows from operating activities:
Net loss	$(750)	$(2,783)	$(5,327)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating liabilities and assets:
Accrued expenses	750	218	1,500
Net cash used in operations	-	(2,565)	(3,827)

Cash flows from financing activities:
Issuance of common stock	-	-	7,000
Net cash provided by financing activities	-	-	7,000

Increase (decrease) in cash and cash equivalents	-	(2,565)	3,173

Cash and cash equivalents, beginning of period	3,173	5,738	-
Cash and cash equivalents, end of period	$3,173	$3,173	$3,173

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At March 31, 2005 there were no potentially dilutive securities outstanding.

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

The Company had net operating loss carryforwards at March 31, 2005 for Hong Kong profits tax purposes. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

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

Liquidity and Capital Resources

As of March 31, 2005, the Company remains in the development stage.  For the period ended March 31, 2005, the Company’s balance sheet reflects current and total assets of $3,173, and total current liabilities of $1,500.

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

Results of Operations

During the period from September 14, 2004 (inception) through March 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $2,783 for the six-month period ended March 31, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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