Form 10KSB
period 2005-06-30
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-04-17
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the annual period ended September 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

TAGALDER GLOBAL INVESTMENT, INC.

(Formerly Golden Media, Inc.)

(Name of Small Business Issuer in Its Charter)

DELAWARE	0-51041	98-0436982
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

8th Floor, No. 211 Johnston Road, Wanchai, Hong Kong
(Address of principal executive offices)

852-2836-6202

(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      Yes [X]     No [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]     No [ ]

The issuer’s revenues for the fiscal year ended September 30, 2005 were $0.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities	Number of Shares Outstanding as of March 31, 2007

Common Stock, $0.001 par value	7,000,000

Documents incorporated by reference: Refer to exhibits.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

INDEX

PART I

4

ITEM 1

 DESCRIPTION OF BUSINESS

4

ITEM 2

DESCRIPTION OF PROPERTIES

5

ITEM 3

LEGAL PROCEEDINGS

5

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

5

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

6

ITEM 7

FINANCIAL STATEMENTS

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

9

NOTES TO FINANCIAL STATEMENTS

14

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  17

ITEM 8A

CONTROLS AND PROCEDURES

17

ITEM 8B

OTHER INFORMATION

18

PART III

18

ITEM 9

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

18

ITEM 10 EXECUTIVE COMPENSATION

19

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

19

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

20

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

20

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

21

SIGNATURES

22

PART I

ITEM 1

 DESCRIPTION OF BUSINESS

SPECIAL NOTES REGARDING FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business,” and Item 6. “Management’s Discussion and Analysis” - including under the heading “– Risk Factors” under Item 6.  Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

DESCRIPTION OF BUSINESS

Tagalder Global Investment, Inc., (Formerly Golden Media, Inc.) (a development stage company) (the “Company”) was formed on September 14, 2004 in the State of Delaware. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities. The Company is headquartered in Hong Kong.

On June 14, 2005, there was a change of control.  On that date, Chun Ka Tsun and Chan Tsz King acquired control of the Company through purchase of a total of 6,790,000 shares, or 97% of the Company’s issued and outstanding shares.  The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated June 14, 2005.

On June 27, 2005, the Company entered into an Agreement for Share Exchange with Tagalder C3 Holdings, Inc., a BVI corporation (“Tagalder”) and the shareholders of Tagalder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of Tagalder in exchange for the issuance of 50,000,000 shares of the Company’s issued and outstanding common stock.  Chun Ka Tsun, who is an officer, director and principal shareholder of the Company, and Chan Tsz King, who is a principal shareholder of the Company, are also the principal shareholders of Tagalder C3 Holdings, Inc.

On September 30, 2005, the Company entered into a Cancellation Agreement to rescind the Agreement for Share Exchange with Tagalder C3 Holdings, Inc. dated June 27, 2005. The cancellation agreement was effective retroactively on June 27, 2005.

PRINCIPAL OFFICE

Our headquarters are located at 8th Floor, No. 211 Johnston Road, Wanchai, Hong Kong.

EMPLOYEES AND ORGANIZATION

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

ITEM 2

DESCRIPTION OF PROPERTIES

The Company does not own any property.

ITEM 3

LEGAL PROCEEDINGS

The Company is currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities.

DIVIDENDS

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation". The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company remains in the development stage.  For the period ended September 30, 2005, the Company’s balance sheet reflects current and total assets of $0.

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

RESULTS OF OPERATIONS

During the period from September 14, 2004 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $4,456 for the year ended September 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

INFLATION

Inflation has not had a material impact on our business.

ITEM 7

FINANCIAL STATEMENTS

See the following pages

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2005 and 2004 AND for the period from SEPTEMBER 14, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

CONTENTS	PAGE

Report of Independent Registered Public Accounting Firm	9

Balance Sheet as of September 30, 2005	10

Statements of Operations for the periods ended September 30, 2005 and 2004 and for the period from September 14, 2004 (Date of inception) to September 30, 2005	11

Statements of Changes in Stockholders' Equity for the periods ended September 30, 2005 and 2004 and for the period from September 14, 2004 (Date of inception) to September 30, 2005	12

Statements of Cash Flows for the periods ended September 30, 2005 and 2004 and for the period from September 14, 2004 (Date of inception) to September 30, 2005	13

Notes to Financial Statements	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tagalder Global Investment, Inc.

Wanchai, Hong Kong

We have audited the accompanying consolidated balance sheet of Tagalder Global Investment, Inc. (the Company) as of September 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended September 30, 2005 and 2004 and for the period from September 14, 2004 (date of inception) through September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 and for the period from September 14, 2004 (date of inception) through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 11, 2007

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS		September 30, 2005

Current assets	$

Total current assets		-

Total assets		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		7,000

Deficit accumulated during the development stage		(7,000)

Total stockholders' equity		-

Total liabilities and stockholders' equity		$-

See accompanying notes to financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year	Period	Period from
	ended	ended	September 14, 2004
	September 30,	September 30,	(inception) to
	2005	2004	September 30, 2005

REVENUE	$-	$-	$-

EXPENSES
Formation expenses	-	1,262	1,262
General and administrative expenses	4,456	1,282	5,738
Total expenses	4,456	(2,544)	7,000

NET LOSS FROM OPERATIONS	(4,456)	(2,544)	(7,000)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(4,456)	$(2,544)	$(7,000)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000

See accompanying notes to financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM SEPTEMBER 14, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

					Deficit Accumulated
	Preferred Stock		Common Stock		During the	Stockholders’
	Shares	Amount	Shares	Amount	Development Stage	Equity (Deficit)

Balance at September 14, 2004 (date of inception)	-	$-	-	$-	$-	$-
Common stock issued for cash	-	-	7,000,000	7,000	-	7,000
Net loss for the period ended September 30, 2004	-	-	-	-	(2,544)	(2,544)
Balance September 30, 2004	-	-	7,000,000	7,000	(2,544)	4,456

Net loss for the year ended September 30, 2005	-	-	-	-	(4,456)	(4,456)
Balance September 30, 2005	-	$-	7,000,000	$7,000	$(7,000)	$-

See notes to financial statements.

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year	Year	Period from
	ended	ended	September 14, 2004
	September 30,	September 30,	(inception) to
	2005	2004	September 30, 2005

Cash flows from operating activities:
Net loss	$(4,456)	$(2,544)	$(7,000)
Changes in operating assets and liabilities:
Accrued expenses	(1,282)	1,282	-

Net cash used in operations	(5,738)	(1,262)	(7,000)

Cash flows from financing activities
Issuance of common stock	-	7,000	7,000

Net cash provided by financing activities	-	7,000	7,000

Increase (decrease) in cash and cash equivalents	(5,738)	5,738	-

Cash and cash equivalents, beginning of period	5,738	-	-
Cash and cash equivalents, end of period	$-	$5,738	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See accompanying notes to financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Tagalder Global Investment Inc. (formerly Golden Media, Inc.) (a development stage company) (the Company) was formed on September 14, 2004 in the State of Delaware. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities. The Company is headquartered in Hong Kong.

On June 14, 2005, there was a change of control.  On that date, Chun Ka Tsun and Chan Tsz King acquired control of the Company through purchase of a total of 6,790,000 shares, or 97% of the Company’s issued and outstanding shares.  The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated June 14, 2005.

On June 27, 2005, the Company entered into an Agreement for Share Exchange with Tagalder C3 Holdings, Inc., a BVI corporation (“Tagalder”) and the shareholders of Tagalder, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of Tagalder in exchange for the issuance of 50,000,000 shares of the Company’s issued and outstanding common stock.  Chun Ka Tsun, who is an officer, director and principal shareholder of the Company, and Chan Tsz King, who is a principal shareholder of the Company, are also the principal shareholders of Tagalder C3 Holdings, Inc.

On September 30, 2005, the Company entered into a Cancellation Agreement to rescind the Agreement for Share Exchange with Tagalder C3 Holdings, Inc. dated June 27, 2005. The cancellation agreement was effective retroactively on June 27, 2005.

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

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At September 30, 2005 there were no potentially dilutive securities outstanding.

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

The Company had net operating loss carryforwards at September 30, 2005 for Hong Kong profits tax purposes. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

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

2.

COMMON STOCK

On June 14, 2005, there was a change of control.  A total of 6,790,000 shares, or 97% of the Company’s issued and outstanding shares were acquired by certain individuals.  The transaction was completed pursuant to the terms of a Stock Purchase Agreement dated June 14, 2005.

On June 27, 2005, the Company entered into an Agreement for Share Exchange with Tagalder C3 Holdings, Inc., a BVI corporation (“Tagalder”) and the shareholders of Tagalder.  On September 30, 2005, the Company entered into a Cancellation Agreement to rescind the Agreement for Share Exchange with Tagalder.

3.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,000 at September 30, 2005. The Company has no cash and current assets to finance its further expenses and it does not have any existing operations. These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by our Board of Directors on July 3, 2006, Child, Van Wagoner & Bradshaw, P.L.L.C.  (“CVB”) was engaged to take over the audit responsibilities from PKF, Hong Kong Certified Accountant (“PKF”) and PKF was dismissed on that same date.

CVB had been appointed on July 3, 2006 as the Registrant’s independent auditor.

Since the engagement of CVB, we have not consulted with CVB, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

During the period that PKF served as our independent auditor and through the date of dismissal, we did not have any disagreements with PKF, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

ITEM 8A

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and board of directors (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

SARBANES – OXLEY ACT 404 COMPLIANCE

The Company anticipates that it will be fully compliant with section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act.  However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

ITEM 8B

OTHER INFORMATION

NONE

PART III

ITEM 9

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

RESIGNATION AND APPOINTMENT OF DIRECTOR

On June 14, 2005, Wong Lap Woon resigned as a director and as Secretary of the Company in conjunction with closing under the Stock Purchase Agreement.  The resignation was not the result of any disagreement with the Company.

In conjunction with closing under the Stock Purchase Agreement, on June 14, 2005, Chun Ka Tsun was appointed as a member of the Company’s board of directors to fill the vacancy created by the resignation of Wong Lap Woon.   On the same date, Mr. Chun was also appointed as CEO of the Company.

There were no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which the new director had, or is to have, a direct or indirect material interest.

The new director has not been appointed to any committees of the Board of Directors.  The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors or any other committees performing similar functions. All such applicable functions are currently being performed by the Board of Directors as a whole.

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Chun Ka Tsun

Mr. Chun Ka Tsun, age 32, is the Chief Executive Officer and Director of the Company.   For the past 13 years Mr. Chun had been self employed as a business management consultant. He has experience in corporate finance transactions, mergers and acquisitions, project financing, direct investments, company restructuring and capital fund raising activities.

FAMILY RELATIONSHIPS

There are no family relationships between any of directors or executive officers or any other director or executive officer.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The articles of incorporation of the Company limit the liability of directors to the maximum extent permitted by Delaware law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. The articles of incorporation and bylaws of the Company provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law.  The bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, The Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

CODE OF ETHICS

The Company has not yet adopted a code of ethics, but intends to do so in the very immediate future.

ITEM 10 EXECUTIVE COMPENSATION

Our executives and directors received no compensation from the Company for the year ended September 30, 2005. We currently have no agreements for compensation of our executives and directors, and have no stock option plan or other equity compensation plan for our employees.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of September 30, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name	Position Held	Shares Owned		% Owned

Chun Ka Tsun	Chief Executive Officer and director	3,430,000	(1)	48.6%

All directors and executive officers as a group		3,430,000		48.6%

(1)

Chun Ka Tsun held the ownership since August 19, 2005.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are included as part of this report:

3.1

Articles of Incorporation incorporated by reference to filing made on November 23, 2004, with the Securities and Exchange Commission.

3.2

Bylaws incorporated by reference to filing made on November 23, 2004, with the Securities and Exchange Commission.

4.1

Specimen Stock Certificate incorporated by reference to filing made on November    23, 2004, with the Securities and Exchange Commission.

31.

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

__________

* Filed herewith

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the last fiscal year for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, the Company’s principal accountant, for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 for fiscal year 2005.

ALL OTHER FEES

There have been no other fees incurred by Child, Van Wagoner & Bradshaw, PLLC in the last fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on April 16, 2007.

TAGALDER GLOBAL INVESTMENT, INC.

By: /s/ Chun Ka Tsun

Chun Ka Tsun, CEO and Director

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on March 31, 2005.

 By: /s/ Chun Ka Tsun

Chun Ka Tsun, CEO and Director

Date: April 16, 2007

By: /s/ Chun Ka Tsun

Chun Ka Tsun, Chief Financial Officer