Form 10KSB
period 2006-06-30
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-04-18
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the annual period ended September 30, 2006

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

8th Floor, No., 211 Johnston Road, Wanchai, Hong Kong
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

The issuer’s revenues for the fiscal year ended September 30, 2006 were $0.

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

ITEM 7

FINANCIAL STATEMENTS

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

10

NOTES TO FINANCIAL STATEMENTS

16

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  20

ITEM 8A

CONTROLS AND PROCEDURES

20

ITEM 8B

OTHER INFORMATION

20

PART III

21

ITEM 9

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

21

ITEM 10

EXECUTIVE COMPENSATION

21

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

21

ITEM 13

EXHIBITS

22

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

23

SIGNATURES

24

PART I

ITEM 1

DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business,” and Item 6. “Management’s Discussion and Analysis” - including the heading “– Risk Factors” under Item 6.  Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company remains in the development stage.  For the period ended September 30, 2006, the Company’s balance sheet reflects current and total assets of $688.

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

RESULTS OF OPERATIONS

During the period from September 14, 2004 (inception) through September 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $4,639 for the year ended September 30, 2006, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

PLAN OF OPERATIONS

For the fiscal year ending September 30, 2006, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2006 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

ITEM 7

FINANCIAL STATEMENTS

See the following pages.

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED

SEPTEMBER 30, 2006

TAGALDER GLOBAL INVESTMENT INC.

(Formerly GOLDEN MEDIA, INC.)

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	10

Financial Statements	10-18

Balance Sheet as of September 30, 2006	11

Statements of Operations for the years ended September 30, 2006 and 2005 and for the period from September 14, 2004 (Date of inception) to September 30, 2006	12

Statements of Changes in Stockholders' Equity (Deficit) for the years ended September 30, 2006 and 2005 and for the period from September 14, 2004 (Date of inception) to September 30, 2006	13

Statements of Cash Flows for the years ended September 30, 2006 and 2005 and for the period from September 14, 2004 (Date of inception) to September 30, 2006	14

Notes to Financial Statements	15

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tagalder Global Investment, Inc.

Wanchai, Hong Kong

We have audited the accompanying consolidated balance sheet of Tagalder Global Investment, Inc. (the Company) as of September 30, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2006 and 2005 and for the period from September 14, 2004 (date of inception) through September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and for the period from September 14, 2004 (date of inception) through September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 11, 2007

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS		September 30, 2006

Current assets	$

Prepaid legal fee		688

Total current assets		688

Total assets		$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Shareholder advance		$5,327

Total liabilities		5,327

Stockholders' equity (Deficit)

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		7,000

Deficit accumulated during the development stage		(11,639)

Total stockholders' equity (Deficit)		(4,639)

Total liabilities and stockholders' equity (Deficit)		$688

See accompanying notes to financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year	Year	Period from
	ended	ended	September 14, 2004
	September 30,	September 30,	(inception) to
	2006	2005	September 30, 2006

REVENUE	$-	$-	$-

EXPENSES
Formation expenses	-	-	1,262
General and administrative expenses	4,639	4,456	10,377
Total operating expenses	4,639	4,456	11,639

NET LOSS FROM OPERATIONS	(4,639)	(4,456)	(11,639)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(4,639)	$(4,456)	$(11,639)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000

See accompanying notes to financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FROM SEPTEMBER 14, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

					Deficit Accumulated
	Preferred Stock		Common Stock		During the	Stockholders’
	Shares	Amount	Shares	Amount	Development Stage	Equity (Deficit)

Balance at September 14, 2004 (date of inception)	-	$-	-	$-	$-	$-
Common stock issued for cash	-	-	7,000,000	7,000	-	7,000
Net loss for the period ended September 30, 2004	-	-	-	-	(2,544)	(2,544)
Balance September 30, 2004	-	-	7,000,000	7,000	(2,544)	4,456

Net loss for the period ended September 30, 2005	-	-	-	-	(4,456)	(4,456)
Balance September 30, 2005	-	-	7,000,000	7,000	(7,000)	-

Net loss for the period ended September 30, 2006	-	-	-	-	(4,639)	(4,639)
Balance September 30, 2006	-	$-	7,000,000	$7,000	$(11,639)	$(4,639)

See notes to financial statements.

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year	Year	Period from
	ended	ended	September 14, 2004
	September 30,	September 30,	(inception) to
	2006	2005	September 30, 2006

Cash flows from operating activities:
Net loss	(4,639)	(4,456)	(11,639)
Changes in operating assets and liabilities Accrued expenses (Increase) in prepaid legal fees	(688)	(1,282)	(688)

Net cash used in operations	(5,327)	(5,738)	(12,327)

Cash flows from financing activities
Issuance of common stock	-	-	7,000
(Decrease) increase in shareholder loan	5,327	-	5,327

Net cash provided by financing activities	-	-	12,327

Increase (decrease) in cash and cash equivalents	$-	(5,738)	$-

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At September 30, 2006 there were no potentially dilutive securities outstanding.

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

The Company had net operating loss carryforwards at September 30, 2006 for Hong Kong profits tax purposes. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

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

2.

RELATED PARTY TRANSACTION

For the year ended September 30, 2006, the shareholders of the Company provided a $5,327 non-interest bearing shareholder loan to the Company.

3.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $11,639 at September 30, 2005. The Company has net liabilities of $4,639 and cannot finance its further expenses and it does not have any existing operations. These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

COMMON STOCK

There has been no change in common stock for the reporting fiscal year.

5.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

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

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amended FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

NONE

PART III

ITEM 9

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

RESIGNATION AND APPOINTMENT OF DIRECTOR

No officer or director has been appointed or removed for the year ended September 30, 2006.

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

ITEM 10

EXECUTIVE COMPENSATION

Our executives and directors received no compensation from the Company for the year ended September 30, 2006. We currently have no agreements for compensation of our executives and directors, and have no stock option plan or other equity compensation plan for our employees.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of September 30, 2006 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name	Position Held	Shares Owned		% Owned

Chun Ka Tsun	Chief Executive Officer, Chief Financial Officer and sole director	3,430,000	(1)	48.6%

All directors and executive officers as a group		3,430,000		48.6%

(1)

Chun Ka Tsun held the ownership since August 19, 2005.

Biography

Mr. Chun Ka Tsun, 32, is the Chief Executive Officer, Chief Financial Officer and sole director of the Company. For the past 13 years, Mr. Chun has been self-employed as a business management consultant.  His experience includes mergers and acquisitions, project financing, company restructurings, and fund-raising.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended September 30, 2006, our shareholders funded our expenses by providing $5,327 non-interest bearing shareholder loan to us.

ITEM 13

EXHIBITS

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

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the last fiscal year for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, the Company’s principal accountant, for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 for fiscal year 2006.

ALL OTHER FEES

There have been no other fees incurred by Child, Van Wagoner & Bradshaw, PLLC in the last fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on April 16, 2007.

TAGALDER GLOBAL INVESTMENT, INC.

By: /s/ Chun Ka Tsun

Chun Ka Tsun, CEO and Director

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on April 16, 2007.

 By: /s/ Chun Ka Tsun

Chun Ka Tsun, CEO and Director

By: /s/ Chun Ka Tsun

Chun Ka Tsun, Chief Financial Officer

Date: April 16, 2007