Form 10QSB
period 2005-06-30
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-05-08
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

TAGALDER GLOBAL INVESTMENT INC.

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

Yes      No__

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At March 31, 2007 there were 7,000,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No X

TABLE OF CONTENTS

PART 1 - FINANCIAL  INFORMATION

3

BALANCE SHEET (UNAUDITED)

4

STATEMENTS OF OPERATIONS (Unaudited)

5

STATEMENTS OF CASH FLOWS (Unaudited)

6

NOTES TO FINANCIAL STATEMENTS

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

9

ITEM 3.

CONTROLS AND PROCEDURES

11

PART II - OTHER INFORMATION

12

ITEM 1.

LEGAL PROCEEDINGS

12

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.

OTHER INFORMATION

12

ITEM 6.

EXHIBITS

13

SIGNATURES

14

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

ASSETS		June 30, 2005

Current assets	$

Cash on hand		-

Total current assets		-

Total assets		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		7,000

Deficit accumulated during the development stage		$(7,000)

Total stockholders' equity		-

Total liabilities and stockholders' equity		$-

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

	Three months	Nine months	Period from
	ended	ended	September 14, 2004
	June 30,	June 30,	(inception) to
	2005	2005	June 30, 2005

REVENUE
Sales revenues	$-	$-	$-
Cost of sales	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	1,262
General and administrative expenses	1,673	4,456	5,738
Total operating expenses	1,673	4,456	7,000

LOSS FROM OPERATIONS	(1673)	(4,456)	(7,000)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(1,673)	$(4,456)	$(7,000)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000	7,000,000

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three months	Nine months	Period from
	ended	ended	September 14, 2004
	June 30,	June 30,	(inception) to
	2005	2005	June 30, 2005

Cash flows from operating activities:
Net loss	$(1,673)	$(4,456)	$(7,000)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating liabilities and assets:
Accrued expenses	(1,500)	(1,282)	-

Net cash used in operations	(3,173)	(5,738)	(7,000)

Cash flows from financing activities
Issuance of common stock	-	-	7,000

Net cash provided by financing activities	-	-	7,000

Increase (decrease) in cash and cash equivalents	(3,173)	(5,738)	-

Cash and cash equivalents, beginning of period	3,173	5,738	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT INC.

(FORMERLY GOLDEN MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.

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

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 –LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At June 30, 2005 there were no potentially dilutive securities outstanding.

NOTE 4 – FISCAL YEAR

The Company has adopted September 30 as its fiscal year end.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this quarterly report, a Form 10QSB, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2005

During the current quarter ended June 30, 2005, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $1,673 for the three-month period ended June 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 30, 2005

During the nine-month period ending June 30, 2005, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $4,456 for the nine-month period ended June 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Liquidity and Capital Resources

As of June 30, 2005, the Company remains in the development stage.  For the period ended June 30, 2005, the Company’s balance sheet reflects current and total assets of $0.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2005, the Company filed a preliminary Form 14C other preliminary information statements that on June 16, 2005, the Board of Directors unanimously approved and ratified the Amendment, subject to the approval of the Company’s stockholders.  The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Amendment was June 16, 2005 (the “Record Date”).  On the Record Date, stockholders owning greater than a majority of the outstanding shares of Common Stock approved the Amendment by action taken without a meeting in accordance with Delaware law.  No further vote of our stockholders is required.

When filed with the Delaware Secretary of State, the Amendment will change the name of the Company to “Tagalder Global Investment, Inc.”

ITEM 5.

OTHER INFORMATION

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

Biographical information regarding the newly appointed officer and director:

Chun Ka Tsun, age 32, was appointed as a director and as CEO of the Company on June 14, 2005.   For the past 13 years Mr. Chun has been self employed as a business management consultant.  He has experience in corporate finance transactions, mergers and acquisitions, project financing, direct investments, company restructuring and capital fund raising activities.

ITEM 6.

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

TAGALDER GLOBAL INVESTMENT, INC.

By:/s/Chun Ka Tsun

Chief Executive Officer, Chief Financial Officer and Director

Date: May 8, 2007