Form 10QSB
period 2006-12-31
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-05-16
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes      No__

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At March 31, 2007, there were 7,000,000 shares outstanding.

TABLE OF CONTENTS

PART 1 - FINANCIAL  INFORMATION

3

BALANCE SHEET (UNAUDITED)

4

STATEMENTS OF OPERATIONS (Unaudited)

5

STATEMENTS OF CASH FLOWS (Unaudited)

6

NOTES TO FINANCIAL STATEMENTS

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 3.

CONTROLS AND PROCEDURES

11

PART II - OTHER INFORMATION

12

ITEM 1.

LEGAL PROCEEDINGS

12

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.

OTHER INFORMATION

12

ITEM 6.

EXHIBITS

13

SIGNATURES

14

PART 1 - FINANCIAL  INFORMATION

ITEM 1.

FINANCIAL STATEMENTS AND EXHIBITS

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

ASSETS		December 31, 2006

Current assets	$

Prepaid legal fee		688

Total current assets		688

Total assets		$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Shareholder advance		$5,327

Total liabilities		5,327

Stockholders' equity (deficit)

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		7,000

Deficit accumulated during the development stage		(11,639)

Total stockholders' equity (deficit)		(4,639)

Total liabilities and stockholders' equity (deficit)		$688

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

	Three months	Three months	Period from
	ended	ended	September 14, 2004
	December 31,	December 31,	(inception) to
	2006	2005	December 31, 2006

REVENUE
Sales revenues	$-	$-	$-
Cost of sales	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	1,262
General and administrative expenses	-	-	10,377
Total operating expenses	-	-	11,639

LOSS FROM OPERATIONS	-	-	(11,639)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$-	$-	$(11,639)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
	Three months	Three months	September 14, 2004
	ended	ended	(inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Cash flows from operating activities:
Net loss	$-	$-	$(11,639)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating liabilities and assets:
Accrued expenses	-	-	-

Net cash used in operations	-	-	(11,639)

Cash flows from financing activities
Issuance of common stock	-	-	7,000
Shareholders advance	-	-	5,327

Net cash provided by financing activities	-	-	12,327

Increase (decrease) in cash and cash equivalents	-	-	688

Cash and cash equivalents, beginning of period	$688	$-	$-
Cash and cash equivalents, end of period	$688	$-	$688

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

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

NOTE 3 –LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At December 31, 2006 there were no potentially dilutive securities outstanding.

NOTE 4 – FISCAL YEAR

The Company has adopted September 30 as its fiscal year end.

NOTE 5 – RELATED PARTY TRANSACTIONS

Certain shareholder provided non – interest bearing shareholder advices to the Company to finance its expenses that maintained the Company’s operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this quarterly report, Form 10QSB, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2006

During the current quarter ended December 31, 2006, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period and the Company did not incur any expenses as well.

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage.  For the period ended December 31, 2006, the Company’s balance sheet reflects current and total assets of $688.

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

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2007 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

None

ITEM 5.

OTHER INFORMATION

None

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

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAGALDER GLOBAL INVESTMENT, INC.

By:/s/Chun Ka Tsun

Chief Executive Officer, Chief Financial Officer and Director

Date: May 16, 2007