Form 10QSB
period 2005-12-31
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-05-25
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

TAGALDER GLOBAL INVESTMENT, INC.

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

Yes      No__

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At April 30, 2007 there were 7,000,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No X

TABLE OF CONTENTS

PART 1 - FINANCIAL  INFORMATION

3

BALANCE SHEET (UNAUDITED)

4

STATEMENTS OF OPERATIONS (UNAUDITED)

5

STATEMENTS OF CASH FLOWS (UNAUDITED)

6

NOTES TO UNAUDITED FINANCIAL STATEMENTS

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

9

ITEM 3.

CONTROLS AND PROCEDURES

9

PART II - OTHER INFORMATION

12

ITEM 1.

LEGAL PROCEEDINGS

12

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.

OTHER INFORMATION

12

ITEM 6.

EXHIBITS

12

SIGNATURES

13

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

ASSETS		December 31, 2005

Current assets	$

Total current assets		-

Total assets		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		$7,000

Deficit accumulated during the development stage		(7,000)

Total stockholders' equity		-

Total liabilities and stockholders' equity		$-

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months	Three months	Period from
	ended	ended	September 14, 2004
	December 31,	December 31,	(inception) to
	2005	2004	December 31, 2005

REVENUE
Sales revenues	$-	$-	$-
Cost of sales	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	1,262
General and administrative expenses	-	(2,033)	5,738
Total operating expenses	-	-	-

LOSS FROM OPERATIONS	-	(2,033)	(7,000)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$-	$-	$(7,000)

Basic and diluted net loss per share	$0.00	$(0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months	Three months	Period from
	ended	ended	September 14, 2004
	December 31,	December 31,	(inception) to
	2005	2004	December 31, 2005

Cash flows from operating activities:
Net loss	$-	$(2,033)	$(7,000)
Accrued expenses	-	(532)	-

Net cash used in operations	-	(2,565)	(7,000)

Cash flows from financing activities
Issuance of common stock	-	-	7,000

Net cash provided by financing activities	-	-	7,000

Increase (decrease) in cash and cash equivalents	$-	$(2,565)	$-

Cash and cash equivalents, beginning of period	-	5,738	-
Cash and cash equivalents, end of period	$-	$3,173	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Tagalder Global Investment Inc. (Formerly Golden Media Inc.) (a development stage company) (the “Company”) was formed on September 14, 2004 in the State of Delaware. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities. The Company is headquartered in Hong Kong.

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

NOTE 3 –LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At December 31, 2005 there were no potentially dilutive securities outstanding.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2005

During the current quarter ended December 31, 2005, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period and the Company did not incur any expenses as well.

Liquidity and Capital Resources

As of December 31, 2005, the Company remains in the development stage.  For the period ended December 31, 2005, the Company’s balance sheet reflects current and total assets of $0.

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

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAGALDER GLOBAL INVESTMENT, INC.

By:/s/Chun Ka Tsun

Chief Executive Officer, Chief Financial Officer and Director

Date:  May 25, 2007