Form 10QSB
period 2006-03-31
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-05-25
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

ASSETS		March 31, 2006

Current assets	$

Total current assets		-

Total assets		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		$7,000

Deficit accumulated during the development stage		(7,000)

Total stockholders' equity		-

Total liabilities and stockholders' equity		$-

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
	Three months ended March 31		Six months ended March 31		September14, 2004 (inception) to
	2006	2005	2006	2005	March 31, 2006

REVENUE
Sales revenues	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	-	-	1,262
General and administrative expenses	-	750	-	2,783	5,738
Total operating expenses	-	750	-	2,783	7,000

LOSS FROM OPERATIONS	-	(750)	-	(2,783)	(7,000)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$-	$(750)	$-	$(2,783)	$(7,000)

Basic and diluted net loss per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
	Six months ended March 31		September14, 2004 (inception) to
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$-	$(2,783)	$(7,000)
Adjustments to reconcile net loss to net cash used in operations:	-		-
Changes in operating liabilities and assets:
Accrued expenses	-	218	-

Net cash used in operations	-	(2,565)	(7,000)

Cash flows from financing activities
Issuance of common stock	-	-	7,000

Net cash provided by financing activities	-	-	7,000

Increase (decrease) in cash and cash equivalents	-	(2,565)	-

Cash and cash equivalents, beginning of period	-	5,738	-
Cash and cash equivalents, end of period	$-	$3,173	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

NOTE 3 –LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At June 30, 2006 there were no potentially dilutive securities outstanding.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2006

During the current quarter ended March 31, 2006, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period and the Company did not incur any expenses as well.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 31, 2006

During the six month period ended March 31, 2006, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period and the Company did not incur any expenses as well.

Liquidity and Capital Resources

As of March 31, 2006, the Company remains in the development stage.  For the period ended March 31, 2006, the Company’s balance sheet reflects current and total assets of $0.

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