Form 10QSB
period 2007-03-31
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-06-06
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes      No__

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At May 31, 2007 there were 7,000,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No X

TABLE OF CONTENTS

TABLE OF CONTENTS

2

BALANCE SHEET (UNAUDITED)

3

STATEMENTS OF OPERATIONS (UNAUDITED)

4

STATEMENTS OF CASH FLOWS (UNAUDITED)

5

NOTES TO FINANCIAL STATEMENTS

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM 3.

CONTROLS AND PROCEDURES

10

ITEM 1.

LEGAL PROCEEDINGS

11

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

11

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

ITEM 5.

OTHER INFORMATION

11

ITEM 6.

EXHIBITS

11

SIGNATURES

12

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

ASSETS		March 31, 2007

Current assets	$

Prepaid legal fee		688

Total current assets		688

Total assets		$688

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Shareholder advance		$5,327

Stockholders' equity

Common stock: par value $.001; 80,000,000 shares authorized; 7,000,000 shares issued and outstanding		7,000

Deficit accumulated during the development stage		(11,639)

Total stockholders' equity		(4,639)

Total liabilities and stockholders' equity		$688

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
	Three months ended March 31		Six months ended March 31		September14, 2004 (inception) to
	2007	2006	2007	2006	March 31, 2007

REVENUE
Sales revenues	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	-	-	1,262
General and administrative expenses	-	-	-	-	10,377
Total operating expenses	-	-	-	-	11,639

LOSS FROM OPERATIONS	-	-	-	-	(11,639)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$-	$-	$-	$-	$(11,639)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to unaudited financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
	Six months ended March 31		September14, 2004 (inception) to
	2007	2006	March 31, 2007

Cash flows from operating activities:
Net loss	$-	$-	$(11,639)
Adjustments to reconcile net loss to net cash used in operations:	-	-	-
Changes in operating liabilities and assets:
Prepaid legal fee	-	-	(688)

Net cash used in operations	-	-	(12,327)

Cash flows from financing activities
Issuance of common stock	-	-	7,000
Shareholders advance	-	-	5,327

Net cash provided by financing activities	-	-	12,327

Increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

NOTE 3 –LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At March 31, 2007 there were no potentially dilutive securities outstanding.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007

During the current quarter ended March 31, 2007, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period and the Company did not incur any expenses as well.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 31, 2007

During the six month period ended March 31, 2007, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period and the Company did not incur any expenses as well.

Liquidity and Capital Resources

As of March 31, 2007, the Company remains in the development stage.  For the period ended March 31, 2007, the Company’s balance sheet reflects current and total assets of $688.

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

Plan of Operations

For the fiscal year ending September 30, 2007, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Date:  June 6, 2007