Form 10QSB
period 2007-06-30
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-08-20
CIK 1307690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes      No__

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At July 31, 2007 there were 7,000,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No X

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 3. CONTROLS AND PROCEDURES

10

PART II

11

ITEM 1. LEGAL PROCEEDINGS

11

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS

11

SIGNATURES

12

PART I

ITEM 1. FINANCIAL STATEMENTS

TAGALDER GLOBAL INVESTMENT, INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-8

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

ASSETS	June 30, 2007
CURRENT ASSETS
Prepaid legal fee	$688
Total current assets	688
TOTAL ASSETS	$688

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Shareholder advance	5,327
TOTAL LIABILITIES	5,327

STOCKHOLDERS’ EQUITY
Common stock: 80,000,000 shares authorized; $0.001 par value; 7,000,000 shares issued and outstanding	7,000
Deficit accumulated during the development stage	(11,639)
TOTAL STOCKHOLDERS’ DEFICIT	(4,639)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688

See accompanying notes to the consolidated financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
					September 14
					2004
					(inception) to
	6 months ended June 30		3 months ended June 30		June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	-	-	1,262
General and administrative	-	-	-	-	10,377
	-	-	-	-	11,639

LOSS FROM OPERATIONS	-	-	-	-	(11,639)

PROVISION FOR TAXATION	-	-	-	-	-

NET LOSS	$-	$-	$-	$-	$(11,639)

BASIC AND DILUTED NET
LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to the consolidated financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			September 14
			2004
			(inception) to
	Six months ended June 30,		June 30,
	2007	2006	2007

Cash flows from operating activities
Net loss for the period	$-	$-	$(11,639)
Adjustments to reconcile net loss to net cash
used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid legal fee	-	-	(688)

Net cash used in operating activities	-	-	(12,327)

Cash flows from financing activities
Issue of common stock	-	-	7,000
Shareholder advance	-	-	5,327

Net cash inflows by financing activities	-	-	12,327

Net increase in cash and cash equivalents	$-	$-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$-	$-	-

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See accompanying notes to the consolidated financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

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

NOTE 3 –LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At June 30, 2007 there were no potentially dilutive securities outstanding.

NOTE 4 – FISCAL YEAR

The Company has adopted September 30 as its fiscal year end.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Cautionary Note Regarding Forward Looking Statements

Certain statements in this quarterly report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

Tagalder Global Investment, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 14, 2004, under the name of Golden Media, Inc, as a "blind pool" or "blank check" company, whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  In July 2005, the Company changed its name to Tagalder Global Investment, Inc.

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

Off Balance Sheet Arrangements

As of June 30, 2007, the Company does not have any off balance sheet arrangements.

Subsequent Events

Subsequent to the period ended June 30, 2007, as announced on Forms 8-K filed with the Securities and Exchange Commission on July 7, 2007 and July 27, 2007, herein incorporated by reference, the Company entered into a Share Exchange Agreement, and an Amended Share Exchange Agreement, (collectively referred to as the “Share Exchange Agreement”) with Canpera, Inc., a British Virgin Islands corporation (“Canpera”), and the shareholders of Canpera (the “Shareholders”), pursuant to which the Shareholders of Canpera agreed to transfer all of the issued and outstanding shares of common stock in Canpera to the Company in exchange for the issuance of an aggregate of 1,750,000 shares of common stock in the Company to the Shareholders (the “Share Exchange”). Upon closing of the Share Exchange Canpera, and Canpera’s operating subsidiary, Newsgroup Limited, (“Newsgroup”) a Hong Kong corporation, will become wholly-owned subsidiaries of the Company.

The Company’s obligations under the Share Exchange Agreement are contingent upon the Company’s receipt of consolidated audited financial statements for Canpera and its wholly-owned operating subsidiary, Newsgroup.  In the event that Canpera does not supply the Company with consolidated audited financial statements for itself and Newsgroup on or before August 31, 2007, the Company may unilaterally terminate the Share Exchange Agreement.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the period ended June 30, 2007, no matters were submitted to the security holders for a vote.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

3.1

Articles of Incorporation incorporated by reference to filing made on November 23, 2004, with the Securities and Exchange Commission.

3.2

Bylaws incorporated by reference to filing made on November 23, 2004, with the Securities and Exchange Commission.

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TAGALDER GLOBAL INVESTMENT, INC.

By:/s/

Hugh McClung

Chief Executive Officer and Director

Date: August 20, 2007

By:/s/

Chun Ka Tsun

Chief Financial Officer and Director

Date: August 20, 2007