Form 10QSB/A
period 2007-06-30
TAGALDER GLOBAL INVESTMENT, INC.
filed 2007-11-13
CIK 1307690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

TAGALDER GLOBAL INVESTMENT, INC.
(Name of small business in its charter)

Delaware	0-51041	98-0436982

(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

c/o First Asia Finance Group Limited Room 3505-06, 35th Floor Edinburgh Tower, The Landmark 15 Queen’s Road Central, Hong Kong
(Address of principal executive offices)

Issuer’s telephone number: 852-2736-2111

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 30, 2007 there were 11,440,000 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note:

We are filing this Form 10-QSB/A for the period ended June 30, 2007, to reflect changes in our Financial Statements as explained in Note 5 to the financial statements.

Any items included in the original report on Form 10-QSB for the period ended June 30, 2007, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

PART I

ITEM 1. FINANCIAL STATEMENTS

TAGALDER GLOBAL INVESTMENT, INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

INDEX

Page

Condensed balance sheets	5

Condensed statements of operations	6

Condensed statements of cash flows	7

Notes to condensed financial statements	8-9

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

	June 30, 2007 (Restated)	September 30, 2006 (Audited)
ASSETS
CURRENT ASSETS
Prepaid legal fee	$688	$688
Total current assets	688	688
TOTAL ASSETS	$688	$688

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued liabilities	2,000	-
Shareholder advance	15,827	5,327
TOTAL LIABILITIES	17,827	5,327

STOCKHOLDERS’ EQUITY
Common stock: 80,000,000 shares authorized; $0.001 par value; 7,000,000 shares issued and outstanding	7,000	7,000
Deficit accumulated during the development stage	(24,139)	(11,639)
TOTAL STOCKHOLDERS’ DEFICIT	(17,139)	(4,639)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688	$688

See accompanying notes to the consolidated financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
					September 14
					2004
					(inception) to
	9 months ended June 30		3 months ended June 30		June 30,
	2007	2006	2007	2006	2007
	(Restated)		(Restated)		(Restated)

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Formation expenses	-	-	-	-	1,262
General and administrative	12,500	-	12,500	-	22,877
	12,500	-	12,500	-	24,139

LOSS FROM OPERATIONS	(12,500)	-	(12,500)	-	(24,139)

PROVISION FOR TAXATION	-	-	-	-	-

NET LOSS	$(12,500)	$-	$(12,500)	$-	$(24,139)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$0.00	$(0.002)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to the consolidated financial statements

TAGALDER GLOBAL INVESTMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			September 14
			2004
			(inception) to
	Nine months ended June 30,		June 30,
	2007	2006	2007
	(Restated)		(Restated)

Cash flows from operating activities
Net loss for the period	$(12,500)	$-	$(24,139)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid legal fee	-	-	(688)
Accrued liabilities	2,000	-	2,000

Net cash used in operating activities	(10,500)	-	(22,827)

Cash flows from financing activities
Issue of common stock	-	-	7,000
Shareholder advance	10,500	-	15,827

Net cash inflows by financing activities	10,500	-	22,827

Net increase in cash and cash equivalents	$-	$-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$-	$-	-

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

NOTE 5 – RESTATEMENT

Subsequent to the issuance of the financial statements in Form 10-QSB it was discovered that those financial statements contained errors. The errors consisted of the omission of expenses incurred in bringing SEC filings current, namely audit and review fees. Of the $12,500 in expenses $10,500 had been paid by a shareholder and an additional $2,000 had been incurred but not paid. The correction of these errors resulted in an understatement of current liabilities of $12,500 as of the June 30, 2007 balance sheet and an understatement of expenses and net loss in the same amount for the three and nine months ended June 30, 2007 and for the period of inception to June 30, 2007 on the statements of operations. The loss per share on the statements of operations for those same periods was understated by $0.002. As the uncorrected cash flow statement indicated no activity for the nine months ended June 30, 2007, the restated column for the that period consists entirely of changes. Line items affected are net loss for the period, accrued liabilities, net cash used in operating activities, shareholder advance and net cash inflows by financing activities. Beginning and ending cash remained unchanged.

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

ITEM 3. CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the date of filing of this amended report on Form 10-QSB/A for the period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report on Form 10-QSB/A for the period ended June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1  Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2  Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TAGALDER GLOBAL INVESTMENT, INC.

By:/s/	Hugh McClung
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Date: November 13, 2007